Form 10QSB/A
period 1999-06-30
TRIPACIFIC DEVELOPMENT CORP
filed 1999-09-27
CIK 1088202

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB/A


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

                 The Accompanying Notes Are An Integral Part Of
                     These Unaudited Financial Statements.

Tripacific Development Corporation
(A Development Stage Company)
Unaudited Statement Of Operations

                                                                     Unaudited
                                 Unaudited         Unaudited         July
                                 Three Month       Three Month       18, 1997
                                 Interim Period    Interim Period    (Inception)
                                 Ended             Ended             Through
                                 June              June              June
                                 30, 1999          30, 1998          30, 1999


Revenue                                    $0                $0             $0

Expenses:

Office                                      0                 0             50
Legal and Accounting                    3,491                 0          3,491

Total Expenses                          3,491                 0          3,541

Net Income (Loss)                     ($3,491)               $0        ($3,541)

Basic  Earnings (Loss) Per Share        $0.00             $0.00

Weighted Average Common Shares
 Outstanding                          500,000           500,000

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

          The Accompanying Notes Are An Integral Part Of These Unaudited Financial Statements.


Tripacific Development Corporation
Unaudited Statement Of Shareholders' Equity

                                                                                                 (Deficit)
                                                                                                 Accumulated
                                                  Number Of                      Additional      During The
                                                  Common           Common        Paid-In         Development
                                                  Shares           Stock         Capital         Stage     Total

Balance At July 18, 1997                                0            $0            $0             $0        $0

Issuance of Common Stock:
July 18, 1997 for Services Valued                 500,000            50                                     50
 at $.0001 Per Share

Net Loss                                                                                         -50       -50

Balance At March 31, 1998 and 1999                500,000            50             0            -50         0


Net Loss June 30, 1999                                                                        -3,491    -3,491

Balance At June 30, 1999                          500,000           $50            $0        ($3,541)  ($3,491)

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



Date: September 24,1999

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