Form 10QSB
period 1999-09-30
TRIPACIFIC DEVELOPMENT CORP
filed 1999-11-17
CIK 1088202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        Commission file Number: 000-26683

                          TRIPACIFIC DEVELOPMENT CORP.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada

         (State or other jurisdiction of incorporation or organization)

                                   98-0204701
                     (I.R.S. Employer Identification Number)

                                   Suite 2500
                            1177 West Hastings Street
                           Vancouver, British Columbia
                                     V6E 2K3
                    (Address of principal executive offices)

                                  (604)687-0717
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at September 30, 1999

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          TRIPACIFIC DEVELOPMENT CORP.

                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.                    Financial Statements

                                    Consolidated Balance Sheets as of
                                    September 30, 1999 and March 31, 1999

                                    Consolidated Statements of Operations for the periods ended September 30, 1998 and September 30, 1999

                                    Consolidated Statements of Cash Flows for the periods ended September 30, 1998 and September 30, 1999

                                    Consolidated   Statements   of   Changes  in
                                    Stockholders' Equity

                                    Notes to Consolidated Financial Statements

         Item 2.                    Plan of Operations

PART II. OTHER INFORMATION

         SIGNATURES

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited - Prepared by Management)
=============================================================================================================================

                                                                                                                      Audited
                                                                                                September 30,       March 31,
                                                                                                         1999            1999
- -----------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                         $          --   $          --
=============================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT
    Due to related parties                                                                     $        3,491  $          --
                                                                                               --------------  -------------

STOCKHOLDERS' EQUITY
    Capital stock
       Authorized
         100,000,000  common shares with a par value of $0.0001
       Issued and outstanding
         15,500,000  common shares                                                                      1,550           1,550

    Deficit accumulated during the development stage                                                   (5,041)         (1,550)
                                                                                               --------------  --------------

                                                                                                       (3,491)            --
                                                                                               --------------  -------------

                                                                                               $          --   $          --
=============================================================================================================================



ON BEHALF OF THE BOARD:

/s/ Jason John, Director
- -------------------------
   The accompanying notes are an integral part of these financial statements.


TRIPACIFIC  DEVELOPMENT  CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)
=============================================================================================================================

                                                   July 18,
                                                       1997      Three Month      Three Month       Six Month        Six Month
                                             (inception) to     Period Ended     Period Ended    Period Ended     Period Ended
                                              September 30,    September 30,    September 30,   September 30,    September 30,
                                                       1999             1999             1998            1999             1998
- ------------------------------------------------------------------------------------------------------------------------------
EXPENSES
    Office and miscellaneous                 $           50  $           --   $           --   $          --   $           --
    Professional fees                                 3,491              --               --            3,491              --
                                             --------------  ---------------  ---------------  --------------  --------------

LOSS FOR THE PERIOD                          $        3,541  $           --   $           --   $        3,491  $           --
==============================================================================================================================

BASIC LOSS PER SHARE                                         $           --   $           --   $        (0.01) $           --
==============================================================================================================================

WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING                                       15,500,000       15,500,000      15,500,000       15,500,000
==============================================================================================================================



   The accompanying notes are an integral part of these financial statements.


TRIPACIFIC  DEVELOPMENT  CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

==============================================================================================================================
                                                                                     July 18,
                                                                                         1997
                                                                                  (inception)       Six Month        Six Month
                                                                                      through    Period Ended     Period Ended
                                                                                September 30,   September 30,    September 30,
                                                                                         1999            1999             1998
- ------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                       $        (3,541) $       (3,491) $           --
    Stock issued for services                                                              50             --               --
                                                                              ---------------  --------------  --------------

    Net cash used in operating activities                                              (3,491)         (3,491)             --
                                                                              ---------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in due to related parties                                                  3,491           3,491              --
                                                                              ---------------  --------------  --------------

    Net cash provided by financing activities                                           3,491           3,491              --
                                                                              ---------------  --------------  --------------

CHANGE IN CASH POSITION DURING PERIOD                                                     --              --               --

CASH POSITION, BEGINNING OF PERIOD                                                        --              --               --
                                                                              ---------------  --------------  --------------

CASH POSITION, END OF PERIOD                                                  $           --   $          --   $           --
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                                $           --   $          --   $           --
    Cash paid for interest                                                    $           --   $          --   $           --
==============================================================================================================================

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  OPERATING,   INVESTING,
  AND  FINANCING ACTIVITIES:

    Common shares issued for services                                         $            50  $          --   $           --
==============================================================================================================================

   The accompanying notes are an integral part of these financial statements.


TRIPACIFIC DEVELOPMENT CORPORATION
(A  Development  Stage  Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)

==============================================================================================================================


                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                                      During
                                                                     Common Stock                        the            Total
                                                            --------------------------------     Development    Stockholders'
                                                                       Shares          Amount          Stage           Equity
- ------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                                 --    $          --   $          --    $          --

    Capital stock issued for services                           15,500,000            1,550          (1,500)              50

    Loss for the period                                                --               --              (50)             (50)
                                                            --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998 AND 1999                                15,500,000            1,550          (1,550)             --

    Loss for the period                                                --               --           (3,491)          (3,491)
                                                            --------------   --------------  --------------   --------------

BALANCE, SEPTEMBER 30, 1999                                     15,500,000   $        1,550  $       (5,041)  $       (3,491)
==============================================================================================================================

   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development  Stage Company)
NOTES TO THE FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999
================================================================================

1.       ORGANIZATION OF THE COMPANY

         Tripacific Development Corporation ("the Company") was incorporated on July 18, 1997 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

         The Company entered the development stage in accordance with SFAS No. 7 on July 18, 1997. Its purpose is to evaluate, structure and complete a merger with, or acquisition of a privately owned corporation.

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 1999. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000.

2.       GOING CONCERN

         The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company's management plans on advancing funds on an as needed basis and in the longer term, revenues from the operations of the merger or acquisition candidate, if found. The Company's ability to continue as a going concern is dependent on these additional management advances, and, ultimately, upon achieving profitable operations through a merger or acquisition candidate.

===================================================================================================================
                                                                                                           Audited
                                                                                     September 30,       March 31,
                                                                                              1999            1999
- -------------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                           $       (5,041) $       (1,550)
         Working capital (deficiency)                                                       (3,491)            --
===================================================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from these estimates.

         BASIC LOSS PER SHARE

         Earnings per share are provided in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Due to the Company's simple capital structure, with only common stock outstanding, only basic loss per share must be presented. Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the period.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development  Stage Company)
NOTES TO THE FINANCIAL  STATEMENTS
(Unaudited - Prepared by Management)
FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1999
================================================================================

4.       SUBSEQUENT EVENTS

         Subsequent to September 30, 1999, the company completed the following transaction:

         On October 15, 1999, the Company implemented a 31:1 forward stock split. The statements of changes in stockholders' equity has been restated to give retroactive recognition of the stock split presented by reclassifying from common stock to deficit accumulated during the development stage, the par value of shares arising from the split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended September 30, 1999. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction
- ------------

The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and has not entered into any negotiations regarding such an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this report.

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

Due to the Company's intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that its cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. The Company does not expect it will have to raise capital in the next twelve months. The Company also does not expect to acquire any plant or significant equipment.

The Company has no full time employees. Our President and Secretary has agreed to allocate a portion of his time to the activities of the Company, without compensation. This officer anticipates that the business plan of the Company can be implemented by him devoting approximately 5 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such offices.

General Business Plan
- ---------------------

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

Year 2000 Disclosure
- --------------------

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

Competition
- -----------

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

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  On October 15, 1999, the Company split its then outstanding 500,000 common shares on a 1:31 basis resulting in the Company's issued common share capital increasing to 15,500,000.

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           The Company filed a report on Form 8-K on November 1, 1999 reporting a change in the Company's auditors.

                           Exhibit 27.1     Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRIPACIFIC DEVELOPMENT CORP.

Dated:  November 16, 1999       Per:     /s/ Jason John, President and Director
                                         --------------------------------------
                                         Jason John, President and Director