Form 10QSB
period 1999-12-31
TRIPACIFIC DEVELOPMENT CORP
filed 2000-02-02
CIK 1088202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

                                   Suite 1500
                             885 West Georgia Street
                           Vancouver, British Columbia
                                     V6C 3E8
                    (Address of principal executive offices)

                                  (604)687-0717
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,500,000 common shares as at December 31, 1999

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          TRIPACIFIC DEVELOPMENT CORP.


                                      INDEX

PART 1.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets as of March 31, 1999 and December 31, 1999

                    Consolidated Statements of Operations for the periods ended December 31, 1998 and December 31, 1999

                    Consolidated Statements of Cash Flows for the periods ended December 31, 1998 and December 31, 1999

                    Consolidated Statements of Changes in Stockholders' Equity

                    Notes to Consolidated Financial Statements

          Item 2.   Plan of Operations

PART II.  OTHER INFORMATION

          SIGNATURES

                       TRIPACIFIC DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                      (UNAUDITED - PREPARED BY MANAGEMENT)


                                DECEMBER 31, 1999

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited - Prepared by Management)

============================================================================================== =============== ================
                                                                                                 December 31,       March 31,
                                                                                                         1999            1999
---------------------------------------------------------------------------------------------- --------------- ----------------
ASSETS                                                                                         $           -   $           -
============================================================================================== =============== ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
    Due to related parties                                                                     $        3,491  $           -
                                                                                               --------------  -------------

STOCKHOLDERS' EQUITY
    Capital stock
       Authorized
             100,000,000  common shares with a par value of $0.0001
       Issued and outstanding
              15,500,000  common shares                                                                 1,550           1,550

    Deficit accumulated during the development stage                                                   (5,041)         (1,550)
                                                                                               --------------  --------------

                                                                                                       (3,491)             -
                                                                                               --------------  -------------

                                                                                               $           -   $           -
============================================================================================== =============== ================


ON BEHALF OF THE BOARD:

/s/ Jason John, Director
-----------------------------------







   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited - Prepared by Management)

=========================================== =============== ================ ================ =============== ================

                                                Cumulative
                                                   Amounts
                                             From July 18,
                                                      1997      Three Month      Three Month      Nine Month       Nine Month
                                            (inception) to     Period Ended     Period Ended    Period Ended     Period Ended
                                              December 31,     December 31,     December 31,    December 31,     December 31,
                                                      1999             1999             1998            1999             1998
------------------------------------------- --------------- ---------------- ---------------- --------------- ----------------
EXPENSES
    Office and miscellaneous                $           50  $             -  $             -  $            -  $             -
    Professional fees                                3,491                -                -           3,491                -
                                            --------------  ---------------  ---------------  --------------  ----------------

LOSS FOR THE PERIOD                         $        3,541  $             -  $             -  $        3,491  $             -
=========================================== =============== ================ ================ =============== ================

BASIC AND DILUTED LOSS PER SHARE                            $             -  $             -  $        (0.01) $             -
=========================================== =============== ================ ================ =============== ================

WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING                                      15,500,000       15,500,000      15,500,000       15,500,000
=========================================== =============== ================ ================ =============== ================











   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited - Prepared by Management)

============================================================================= ================ =============== ================
                                                                                   Cumulative
                                                                                      Amounts
                                                                                From July 18,
                                                                                         1997      Nine month       Nine month
                                                                               (inception) to    Period Ended     Period Ended
                                                                                 December 31,    December 31,     December 31,
                                                                                         1999            1999             1998
----------------------------------------------------------------------------- ---------------- --------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                       $        (3,541) $       (3,491) $            -
    Stock issued for services                                                              50              -                -
                                                                              ---------------  --------------  --------------

    Net cash used in operating activities                                              (3,491)         (3,491)              -
                                                                              ---------------  --------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in due to related parties                                                  3,491           3,491               -
                                                                              ---------------  --------------  --------------

    Net cash provided by financing activities                                           3,491           3,491               -
                                                                              ---------------  --------------  --------------

CHANGE IN CASH POSITION DURING THE PERIOD                                                  -               -                -

CASH POSITION, BEGINNING OF THE PERIOD                                                     -               -                -
                                                                              ---------------  --------------  --------------

CASH POSITION, END OF THE PERIOD                                              $            -   $           -   $            -
============================================================================= ================ =============== ================

SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                                $            -   $           -   $            -
    Cash paid for interest                                                    $            -   $           -   $            -
============================================================================= ================ =============== ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING,
    Common shares issued for services                                         $            50  $           -   $            -
============================================================================= ================ =============== ================








   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited - Prepared by Management)

=========================================================== ================================ ================ ================
                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                                      During
                                                                     Common Stock                        the            Total
                                                            --------------------------------     Development    Stockholders'
                                                                     Shares          Amount            Stage           Equity
----------------------------------------------------------- ---------------- --------------- ---------------- ----------------
BALANCE, JULY 18, 1997                                                  -    $           -   $           -    $           -

    Capital stock issued for services                           15,500,000            1,550          (1,500)              50

    Loss for the period                                                 -                -              (50)             (50)
                                                            --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998 AND 1999                                15,500,000            1,550          (1,550)              -

    Loss for the period                                                 -                -           (3,491)          (3,491)
                                                            --------------   --------------  --------------   --------------

BALANCE, DECEMBER 31, 1999                                      15,500,000   $        1,550  $       (5,041)  $       (3,491)
=========================================================== ================ =============== ================ ================











   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1999
================================================================================


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

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 1999. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ending March 31, 2000.

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

         ====================================================== =============== ================
                                                                  December 31,       March 31,
                                                                          1999            1999
         ------------------------------------------------------ --------------- ----------------
         Deficit accumulated during the development stage       $       (5,041) $       (1,550)
         Working capital (deficiency)                                   (3,491)              -
         ====================================================== =============== ================


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

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited - Prepared by Management)
FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 1999
================================================================================

4.   CAPITAL STOCK

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

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended December 31, 1999. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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


                                     PART II
                                OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          On October 15, 1999, the Company implemented a 31:1 forward stock split. See also note 4 to the financial statements for the nine month period ended December 31, 1999 included in this filing.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

Item 5.   OTHER INFORMATION

          None

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

               Exhibit 27.1 Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRIPACIFIC DEVELOPMENT CORP.

Dated:  January 31, 2000                  Per:     /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director