Form 10KSB
period 2000-03-31
TRIPACIFIC DEVELOPMENT CORP
filed 2000-06-23
CIK 1088202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____

                        Commission file Number: 000-26683

                          TRIPACIFIC DEVELOPMENT CORP.
                 (Name of small business issuer in its charter)

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

Securities registered under Section 12(b) of the Exchange Act:         None

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class                    Name of Each Exchange on which Registered
-------------------                    -----------------------------------------

Common Stock, $0.001 par value         Not yet listed or quoted

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for its most recent fiscal year were $0.00.

As of March 31, 2000, there were 500,000 shares of the Issuer's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (196,000 shares) was approximately $Nil as the Issuer's shares are not yet traded on a public market.

Transitional Small Business Disclosure Format (Check one):  Yes ____; No __X__

                                     PART I
                                    BUSINESS

Item 1 - Description of Business

Tripacific Development Corp. (referred to as "us," "we" or "our"), was incorporated on July 18, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to our shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities classifies us as a "blank check" company. The Securities and Exchange Commission defines these companies as "any development stage company that is issuing a penny stock (within the meaning of section 3
(a)(51) of the Securities Exchange Act of 1934) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully implemented our business plan. We comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

Item 2 - Description of Property

The Issuer operates from its offices at Suite 1500, 885 West Georgia Street, Vancouver, British Columbia, V6C 3E8, Canada. Space is provided to the Issuer on a rent free basis by Mr. Jason John, a director of the Issuer, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future. The Issuer owns no real property.

Item 3 - Legal Proceedings

The Issuer is not a party to any pending or threatened legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended March 31, 2000.

                                     PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

         (A)      Market Information

                  No public market currently exists for the Issuer's shares.

         (B)      Stockholders

                  The Issuer has 10 holders of record of its common shares.

                  No dividends have been declared on the Issuer's common shares. There are no restrictions that limit the ability to pay dividends on the Issuer's common shares.

Item 6 - Plan of Operation

(A)      PLAN OF OPERATION

We seek to acquire assets or shares of a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this filing.

Depending upon the nature of the relevant business opportunity and the applicable state statutes governing how the transaction is structured, the Issuer's Board of Directors expects that it will provide our shareholders with complete disclosure documentation concerning a potential business opportunity and the structure of the proposed business combination prior to consummation. Disclosure is expected to be in the form of a proxy or information statement.

We will remain a shell corporation until a merger or acquisition candidate is identified. It is anticipated that our cash requirements will be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. We do not anticipate that we will have to raise capital in the next twelve months. We also do not expect to acquire any plant or significant equipment.

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Issuer. Management currently holds 60.8% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

We have no full time employees. Our President and Secretary has agreed to allocate a portion of his time to our activities, without compensation. This officer anticipates that our business plan can be implemented by his devoting approximately five (5) hours each per month to our business affairs and, consequently, conflicts of interest may arise with respect to their limited time commitment. We do not expect any significant changes in the number of employees.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have been a blank check company since incorporation and have no revenue.

Our purpose is to acquire an interest in business opportunities presented by persons or firms that seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders.

We may seek a business opportunity with companies that have recently commenced operations, or that wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We anticipate that the selection of a business opportunity will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. The perceived benefits may include facilitating or improving the terms for additional equity financing that may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of these business opportunities extremely difficult and complex.

We have, and will continue to have, no capital to provide to the owners of business opportunities. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSBs, 10-Q's or 10-QSBs, agreements and related reports and documents. The '34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the '34 Act. Nevertheless, the officers and directors of the Issuer have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

         *   the available technical, financial and managerial resources;

         *   working capital and other financial requirements;

         *   history of operations, if any;

         *   prospects for the future;

         *   nature of present and expected competition;

         * the quality and experience of management services that may be available and the depth of that management;

         *   the potential for further research, development, or exploration;

         * specific risk factors not now foreseeable but which could be anticipated to impact our proposed activities;

         *   the potential for growth or expansion;

         *   the potential for profit;

         *   the  perceived  public  recognition  of   acceptance  of  products,
             services, or trades;

         *   name identification; and

         *   other relevant factors.

Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their "due diligence" investigation. To the extent possible, the Issuer intends to utilize written reports and personal investigations to evaluate businesses. We will not acquire or merge with any company that cannot provide audited financial statements within a reasonable period of time after closing of the proposed transaction.

Our management will rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets. We have no contracts or agreements with any outside consultants and none are contemplated.

We will not restrict our search for any specific kind of firms, and may acquire a venture that is in its preliminary or development stage or is already operating. We cannot predict the status of any business in which we may become engaged, because the business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages that we may offer. Furthermore, we do not intend to seek capital to finance the operation of any acquired business opportunity until we have successfully consummated a merger or acquisition.

We anticipate that we will incur nominal expenses in the implementation of our business plan. Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all sales will only be made in compliance with the securities laws of the United States and any applicable state.

While the actual terms of a future transaction cannot be predicted, it is expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, the shareholders of the Issuer would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

As part of the "due diligence" investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. How we will participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the target company and our relative negotiation strength.

Negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon the target company's assets and liabilities, our shareholders will probably hold a substantially lesser percentage ownership interest following any merger or acquisition. Percentage ownership may be subject to significant reduction in the event we acquire a company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our remaining shareholders.

We will participate in a business opportunity only after the negotiation and signing of appropriate written agreements. Although we cannot predict the terms of the agreements, generally the agreements will require some specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions that must be satisfied by each of the parties before and after the closing.

We will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the '34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable) and quarterly reports on Form 10-Q (or 10-QSB, as applicable). If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Competition

We are an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our extremely limited financial resources and limited management availability we will continue to be at a significant competitive disadvantage compared to our competitors.

Item 7 - Financial Statements

                          TRIPACIFIC DEVELOPMENT CORP.
                          (A Development Stage Company)

                              Financial Statements

                                 MARCH 31, 2000

                          TRIPACIFIC DEVELOPMENT CORP.


 DAVIDSON & COMPANY      Chartered Accountants          A Partnership of Incorporated Professionals
                   -----                       ----------------------------------------------------




                          INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of
Tripacific Development Corporation
 (A Development Stage Company)


We have audited the accompanying balance sheet of Tripacific Development Corporation (A Development Stage Company) as at March 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from inception on July 18, 1997 to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that Tripacific Development Corporation (A Development Stage Company) will continue as a going concern. The Company is in the development stage and does not have the necessary working capital for its planned activity which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Tripacific Development Corporation (A Development Stage Company) as at March 31, 2000 and the results of its operations and its cash flows for the year then ended and for the period from inception on July 18, 1997 to March 31, 2000 in conformity with generally accepted accounting principles in the United States of America.

The audited financial statements as at March 31, 1999 and for the year then ended were examined by other auditors who expressed an opinion without reservation on those statements in their report dated June 22, 1999.

                                                            "DAVIDSON & COMPANY"

Vancouver, Canada                                          Chartered Accountants

May 3, 2000

                          A Member of SC INTERNATIONAL
                          ----------------------------


           Suite 1200, Stock Exchange Tower, 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, BC, Canada,
                                                               V7Y 1G6
                                                          TELEPHONE (604)
                                                     687-0947 FAX (604) 687-6172


TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
BALANCE SHEET
AS AT MARCH 31

================================================================================

                                                                 2000     1999
--------------------------------------------------------------------------------




ASSETS                                                          $    --  $    --
================================================================================



LIABILITIES AND STOCKHOLDERS' EQUITY



STOCKHOLDERS' EQUITY
  Capital stock (Note 4)
    Authorized
      100,000,000 common shares with a par value of $0.0001
    Issued and outstanding
      March 31, 2000 - 500,000 common shares
      March 31, 1999 - 500,000 common shares                    $    50  $   50

  Additional paid-in capital                                      3,491     --

  Deficit accumulated during the development stage               (3,541)    (50)
                                                                -------  -------

                                                                $    --  $  --
================================================================================





On behalf of the Board:


/s/ Jason John, Sole Director
-----------------------------
Jason John

   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS

================================================================================

                                           Cumulative
                                              Amounts
                                       From Inception
                                                   on
                                             July 18,
                                                 1997
                                                   to   Year Ended    Year Ended
                                            March 31,    March 31,     March 31,
                                                 2000         2000          1999
--------------------------------------------------------------------------------

EXPENSES
    Office and miscellaneous                   $   50      $   --       $   --
    Professional fees                           3,491         3,491         --
                                               ------      --------     --------

LOSS FOR THE YEAR                              $3,541      $  3,491     $   --
================================================================================

BASIC AND DILUTED LOSS PER SHARE                           $  (0.01)    $   --
================================================================================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING               500,000      500,000
================================================================================

















   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS



=========================================================================================================================

                                                                          Cumulative
                                                                             Amounts
                                                                      From Inception
                                                                                  on
                                                                            July 18,
                                                                                1997
                                                                                  to          Year Ended       Year Ended
                                                                           March 31,           March 31,        March 31,
                                                                                2000                2000             1999
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Loss for the year                                                     $  (3,541)          $ (3,491)       $    --
     Stock issued for services                                                    50                --              --
                                                                           ---------           --------        ----------

     Net cash used in operating activities                                    (3,491)            (3,491)            --
                                                                           ---------           --------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES
     Net cash used in investing activities                                      --                 --               --
                                                                           ---------           --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Shareholder capital contribution                                          3,491              3,491             --
                                                                           ---------           --------        ----------

     Net cash provided by financing activities                                 3,491              3,491             --
                                                                           ---------           --------        ----------

CHANGE IN CASH POSITION DURING THE YEAR                                         --                 --               --


CASH POSITION, BEGINNING OF THE YEAR                                            --                 --               --


CASH POSITION, END OF THE YEAR                                             $    --             $   --          $    --
=========================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
     Cash paid for income taxes
     Cash paid for interest                                                $    --             $   --          $    --
=========================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING,
     Common shares issued for services                                     $      50           $   --          $    --
=========================================================================================================================



   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



====================================================================================================================================

                                                                                                            Deficit
                                                                                                        Accumulated
                                                                                                             During
                                                                    Common Stock         Additional             the            Total
                                                               ----------------------       Paid-in     Development    Stockholders'
                                                               Shares          Amount       Capital           Stage           Equity
------------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                            --          $  --          $  --          $  --           $  --

    Capital stock issued for services                          500,000             50           --             --                50

    Loss for the period                                           --             --             --              (50)            (50)
                                                               -------        -------        -------        -------         -------

BALANCE, MARCH 31, 1998 AND 1999                               500,000             50           --              (50)           --

    Shareholder capital contribution                              --             --            3,491           --             3,491

    Loss for the year                                             --             --             --           (3,491)         (3,491)
                                                               -------        -------        -------        -------         -------

BALANCE, MARCH 31, 2000                                        500,000        $    50        $ 3,491        $(3,541)        $  --
====================================================================================================================================























   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

1.       ORGANIZATION OF THE COMPANY

         Tripacific Development Corporation ("the Company") was incorporated on July 18, 1997 under the laws of Nevada to engage in any lawful business or activity for which corporations may be organized under the laws of the State of Nevada.

         The Company entered the development stage in accordance with Statement of Financial Accounting Standards No. 7 on July 18, 1997. Its purpose is to evaluate, structure and complete a merger with, or acquire a privately owned corporation.

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

         =======================================================================

                                                                 2000     1999
         -----------------------------------------------------------------------

         Deficit accumulated during the development stage      $(3,541)   $ (50)
         =======================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year. Actual results could differ from these estimates.

         BASIC LOSS PER SHARE

         Earnings per share are provided in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Due to the Company's simple capital structure, with only common stock outstanding, only basic loss per share must be presented. Basic loss per share is computed by dividing losses available to common shareholders by the weighted average number of common shares outstanding during the year.

         INCOME TAXES

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expenses (benefit) result from the net change during the year of deferred tax assets and liabilities.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000

================================================================================

3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)

         INCOME TAXES (cont'd......)

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of March 31, 2000.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

         STOCK-BASED COMPENSATION

         Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

4.       CAPITAL STOCK

         The Company's authorized capital stock consists of 100,000,000 shares of common stock, with a par value of $0.0001 per share. All shares of common stock have equal voting rights and, when validly issued and outstanding, are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of common stock have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to share pro-rata in dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

         On July 18, 1997, the Company issued 500,000 shares of common stock for services at a deemed value of $50.

         On October 15, 1999, the Company implemented a 31:1 forward stock split. Subsequent to year end, on April 3, 2000, the Company reversed the previous 31:1 forward stock split. The statements of changes in stockholders' equity have been restated to give retroactive recognition of the stock split presented by reclassifying from common stock to deficit accumulated during the development stage, the par value of shares arising from the split. In addition, all references to number of shares and per share amounts of common stock have been restated to reflect the stock split.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2000

5.      INCOME TAXES

        The Company's total deferred tax asset at March 31 is as follows:

        ========================================================================

                                                            2000        1999
        ------------------------------------------------------------------------

        Tax benefit of net operating loss carryforward     $  531      $ --
        Valuation allowance                                  (531)       --
                                                           ------      -------

                                                           $  --       $ --
        ========================================================================

        The Company has a net operating loss carryforward of approximately $3,541, which if not used, will expire between the years 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6.       SUBSEQUENT EVENT

         The Company's issued and outstanding 15,500,000 common shares were consolidated on a 1:31 ratio. As a result, the Company's shares have been restated to give retroactive recognition of the reverse stock split, whereby the Company's share capital decreased from 15,500,000 common shares to 500,000 common shares

Item 8 - Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On October  20,  1999,  the  Issuer  appointed  Davidson  &  Company,  Chartered
Accountants to replace Kish, Leake & Associates, P.C. as our principal accountants. The report of Kish, Leake & Associates, P.C. on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. We had no disagreements with them on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. We did not consult with Davidson & Company on any accounting or financial reporting matters in the periods prior to their appointment. The change in accountants was approved by the Board of Directors. We filed a Form 8-K with the Commission (File No. 000-26683) on November 1, 1999.

                                    PART III

Item 9 - Directors,   Executive  Officers,  Promoters   and   Control   Persons;
Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and ages of the current directors, executive officers and key employees of the Issuer and the principal offices and positions with the Issuer held by each person. The Board of Directors currently consists of one director.

NAME                         AGE               POSITION
----                         ---               --------

Jason John                   32                President, Secretary and Director

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal or disqualification or until their successors have been duly elected and qualified. Vacancies in the existing Board of Director are filled by majority vote of the remaining directors. Officers of the Issuer serve at the will of the Board of Directors. There are no family relationships between any execute officer or director of the Issuer.

Mr. Jason John was appointed to his positions on October 4, 1999. He devotes his time as necessary to our business, which time is expected to be nominal.

Prior to joining the Issuer, Mr. John was employed by the Shaftsbury Brewing Company where he was involved in product promotion and marketing. Prior to working with the Shaftsbury Brewing Company Mr. John was employed at Gray Beverage as an account manager and merchandiser. While employed by Gray Beverage Mr. John was responsible for implementing many new operational systems which resulted in an increase in the Issuer's efficiency in many areas. Currently, Mr. John is employed at Ensign Drilling. Ensign Drilling is a leading company in oil and gas exploration in Canada.

Mr. John also holds the following positions:

1.  Sole Director, President and Secretary of Eastern Management Corp.
2. Sole Director, President and Secretary of Triwest Management Resources Corporation
3.  Sole Director, President and Secretary of Corbett Lake Minerals Inc.

SIGNIFICANT EMPLOYEES

The Issuer has one employee. Mr. Jason John is the President, Secretary and Treasurer of the Issuer. Mr. John devotes his time as necessary to our business, which time is expected to be nominal.

There are no family relationships among the directors, executive officer or persons nominated or chosen by the Issuer to become directors or executive officers.

No bankruptcy petition has been filed by or against any business of which Jason John is a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

Jason John has never been convicted in a criminal proceeding and is not subject to a pending criminal proceeding.

Jason John has never been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities.

Jason John has never been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Based on the Issuer's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Issuer believes that during fiscal year 2000, all officers, directors and greater than ten percent beneficial owners complied with the applicable filing requirements.

Item 10 - Executive Compensation

None of our officers and/or directors have received any compensation. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations. As of the date of this registration statement, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

It is possible that, after we successfully complete a merger or acquisition, that company may employ or retain one or more members of our management for the purposes of providing services to the surviving entity. Each member of management has agreed to disclose to the

Board of Directors any discussions concerning possible employment by any entity that proposes to undertake a transaction with us and further, to abstain from voting on the transaction. Therefore, as a practical matter, if each member of the Board of Directors is offered employment in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Board of Directors as a result of the inability of the Board to affirmatively approve the transaction. The transaction would then be presented to our shareholders for approval.

It is possible that persons associated with management may refer a prospective merger or acquisition candidate to us. In the event we complete a transaction with any entity referred by associates of management, it is possible that the associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by us as part of the terms of the proposed transaction, or will be in the form of cash consideration. If compensation is in the form of cash, payment will be tendered by the acquisition or merger candidate, because we have insufficient cash available. The amount of any finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions, which range up to ten (10%) percent of the transaction price. No member of management will receive any finders fee, either directly or indirectly, as a result of their efforts to implement our business plan.

No retirement, pension, profit sharing, stock option or insurance programs have been adopted by the Issuer's for the benefit of its employees.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of the Issuer's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Issuer; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Issuer's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Issuer's Common Stock as of March 31, 2000. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The
Issuer has been provided such information by its directors, nominees for directors and executive officers.

NAME (AND ADDRESS OF 5%               COMMON SHARES BENEFICIALLY    PERCENT
HOLDER) OR IDENTITY OF GROUP          BENEFICIALLY OWNED (1)        OF CLASS (2)


Devinder Randhawa
Suite 104                                    152,000                  30.4%
1456 St. Paul Street,
Kelowna, B.C.
V1Y 2E6

Bob Hemmerling
1908 Horizon Drive                           152,000                  30.4%
Kelowna, B.C.
V1Z 3L3

(1) Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

(2) Based on 500,000 shares of Common Stock issued and outstanding as of March 31, 2000.

There are no arrangements in place which may result in a change of control of the Issuer.

Item 12 - Certain Relationships and Related Transactions

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13 - Exhibits and Reports on Form 8-K

(A)      Exhibits

--------------------------------------------------------------------------------
EXHIBIT
NUMBER          DESCRIPTION

--------------------------------------------------------------------------------
3.1 Articles of Incorporation filed July 18, 1997, and amendments thereto filed June 14, 1999, as filed with the Issuer's Form 10-SB (file no. 000-26683) filed on July 13, 1999 incorporated herein by reference.

--------------------------------------------------------------------------------
3.3             Bylaws  as  filed  with  the  Issuer's   Form  10-SB  (file  no.
                000-26683) on July 13, 1999 incorporated herein by reference.

--------------------------------------------------------------------------------
4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no. 000-26683) filed on July 13, 1999, incorporated herein by reference.

--------------------------------------------------------------------------------
4.1.1 Specimen Informational Statement as filed with the Issuer's Form 10-SB (file no.000-26683) filed on July 13, 19990, incorporated herein by reference.

--------------------------------------------------------------------------------
13.1 Form 10QSB for the Period ended June 30, 1999, filed on August 13, 1999, incorporated herein by reference.

--------------------------------------------------------------------------------
13.2 Form 10QSB for the Period ended September 30, 1999, filed on November 17, 1999, incorporated herein by reference.

--------------------------------------------------------------------------------
13.3 Form 10QSB for the Period ended December 31, 1999, filed on February 2, 2000, incorporated herein by reference.

--------------------------------------------------------------------------------
16 Letter from Kish, Leake & Associates, P.C. as filed with the Issuer's Form 8-K on November 1, 1999, incorporated herein by reference.

--------------------------------------------------------------------------------
23.1 Consent of Davidson & Company as filed with the Issuer's Form SB2-Prospectus on June 7, 2000, incorporated herein by reference.

--------------------------------------------------------------------------------
23.2 Consent of Evers & Hendrickson as filed with the Issuer's Form SB2-Prospectus on June 7, 2000, incorporated by reference.

--------------------------------------------------------------------------------
27              Financial Data Schedule

--------------------------------------------------------------------------------
99 Form SB-2 Prospectus filed on June 7, 2000, incorporated herein by reference.

--------------------------------------------------------------------------------

(B)      Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRIPACIFIC DEVELOPMENT CORP.

Dated:  June 21, 2000                  Per:   /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director