Form 10QSB
period 2000-09-30
TRIPACIFIC DEVELOPMENT CORP
filed 2000-11-13
CIK 1088202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at September 30, 2000

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                          TRIPACIFIC DEVELOPMENT CORP.


                                      INDEX



PART 1.  FINANCIAL INFORMATION

 Item 1.     Financial Statements                                             3

      Consolidated Balance Sheets as of
      September 30, 2000 and March 31, 2000                                   4

      Consolidated Statements of Operations for the periods ended
      September 30, 2000 and September 30, 1999                               5

      Consolidated  Statements  of Cash  Flows for
      the  periods  ended  September  30, 2000 and
      September 30, 1999                                                      6

      Consolidated Statements of Changes in Stockholders' Equity              7

      Notes to Consolidated Financial Statements                              8

 Item 2.     Plan of Operation                                               12

PART II. OTHER INFORMATION                                                   14

  Item 1  Legal Proceedings                                                  14

  Item 2  Changes in Securities                                              14

  Item 3  Defaults Upon Senior Securities                                    14

  Item 4  Submission of Matters to a Vote of Security Holders                15

  Item 5  Other Information                                                  15

  Item 6  Exhibits and Reports on Form 8K                                    16


         SIGNATURES                                                          16

                       TRIPACIFIC DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

============================================================================================

                                                             September 30,        March 31,
                                                                      2000             2000
--------------------------------------------------------------------------------------------


ASSETS                                                      $          --    $           --
============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                            $       6,500     $          --
                                                            -------------     -------------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
         100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
         September 30, 2000 - 500,000 common shares
         March 31, 2000 - 500,000 common shares                        50                50
    Additional paid-in capital                                      3,491             3,491
    Deficit accumulated during the development stage              (10,041)           (3,541)
                                                            -------------     -------------

                                                                   (6,500)               --
                                                            -------------     -------------

                                                            $         --      $          --
============================================================================================







   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

===============================================================================================================================

                                             Cumulative
                                                Amounts
                                        From Inception
                                                     on
                                               July 18,
                                                   1997      Three month       Three month        Six month         Six month
                                                     to     Period Ended      Period Ended     Period Ended      Period Ended
                                          September 30,    September 30,     September 30,    September 30,     September 30,
                                                   2000             2000              1999             2000              1999
-------------------------------------------------------------------------------------------------------------------------------


EXPENSES
    Office and miscellaneous           $            50   $            -   $            -    $            -   $            -
    Professional fees                            8,791             2,650            3,491             5,300            3,491
    Transfer agent and filing fees               1,200             1,200               -              1,200               -
                                       ---------------   ---------------  ---------------   ---------------  --------------

LOSS FOR THE PERIOD                    $        10,041   $         3,850  $         3,491   $         6,500  $         3,491
===============================================================================================================================


BASIC AND DILUTED LOSS PER SHARE                         $         (0.01) $         (0.01)  $         (0.01) $         (0.01)
===============================================================================================================================


WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                        500,000          500,000           500,000          500,000
===============================================================================================================================








   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

===============================================================================================================================

                                                                                Cumulative
                                                                                   Amounts
                                                                            From Inception
                                                                                        on
                                                                             July 18, 1997        Six month         Six month
                                                                                        to     Period Ended      Period Ended
                                                                             September 30,    September 30,     September 30,
                                                                                      2000             2000              1999
===============================================================================================================================


CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                   $       (10,041)  $        (6,500) $        (3,491)
    Items not affecting cash:
       Stock issued for services                                                       50                -                -
       Expenses paid by related party on behalf of the Company                      3,491                -             3,491

    Change in other operating assets and liabilities:
       Increase in accounts payable                                                 6,500             6,500               -
                                                                          ---------------   ---------------  --------------

    Net cash used in operating activities                                              -                 -                -
                                                                          ---------------   ---------------  --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                              -                 -                -
                                                                          ---------------   ---------------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                                          -                 -                -
                                                                          ---------------   ---------------  --------------


CHANGE IN CASH POSITION DURING THE PERIOD                                              -                 -                -


CASH POSITION, BEGINNING OF THE PERIOD                                                 -                 -                -
                                                                          ---------------   ---------------  --------------


CASH POSITION, END OF THE PERIOD                                          $            -    $            -   $            -
===============================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                            $            -    $            -   $            -
    Cash paid for interest                                                             -                 -                -
==============================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND FINANCING
  ACTIVITIES:
    Common shares issued for services                                     $            50   $            -   $            -
    Expenses paid by related party on behalf of the Company                         3,491                -             3,491
==============================================================================================================================


   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

==============================================================================================================================


                                                                                                     Deficit
                                                                                                 Accumulated
                                                                                                      During
                                                     Common Stock                Additional              the            Total
                                           ---------------------------------       Paid-in       Development    Stockholders'
                                                    Shares           Amount         Capital            Stage           Equity
------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                 -    $           -    $           -   $           -    $           -

    Capital stock issued for services             500,000               50               -               -                50

    Loss for the period                                -                -                -              (50)             (50)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 1998 AND 1999                  500,000               50               -              (50)              -

    Shareholder capital contribution                   -                -             3,491              -             3,491

    Loss for the year                                  -                -                -           (3,491)          (3,491)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, MARCH 31, 2000                           500,000               50            3,491          (3,541)              -

    Loss for the period                                -                -                -           (6,500)          (6,500)
                                           --------------   --------------   --------------  --------------   --------------

BALANCE, SEPTEMBER 30, 2000                       500,000   $           50   $        3,491  $      (10,041)  $       (6,500)
==============================================================================================================================






   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2000. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending March 31, 2001.

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

         ============================================================================================================
                                                                                     September 30,         March 31,
                                                                                              2000              2000
         ------------------------------------------------------------------------------------------------------------
         Deficit accumulated during the development stage                          $       (10,041) $        (3,541)
         Working capital deficiency                                                         (6,500)              -
         ============================================================================================================


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

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

================================================================================


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

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of September 30, 2000.

         ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137 to defer the effective date of SFAS 133 to fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of the statement will have a significant impact on its financial statements.

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

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

================================================================================


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

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2000

================================================================================


5.       INCOME TAXES

         The Company's total deferred tax asset at September 30 is as follows:

         ========================================================================================================

                                                                                  September 30,        March 31,
                                                                                           2000             2000
         -------------------------------------------------------------------------------------------------------
         Tax benefit of net operating loss carryforward                        $         1,506   $           531
         Valuation allowance                                                            (1,506)             (531)
                                                                               ---------------   ---------------

                                                                               $            -    $            -
         ========================================================================================================

         The Company has a net operating loss carryforward of approximately $10,041, which if not used, will expire between the years 2019 and 2020. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.

6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the six month period ended September 30, 2000, the Company accrued $2,650 for professional fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended September 30, 2000. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

Introduction

We seek to acquire assets or shares of a business that generates revenues, in exchange for our shares. When this registration statement becomes effective, our President will attempt to find an acquisition candidate. Our President has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger as of the date of this registration statement.

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

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)      We held an annual general meeting on August 3, 2000.

         (b) Our annual general meeting involved the election of directors. Mr. Jason John was re-elected the sole director of our company.

         (c) The first matter which was voted on at our annual general meeting was the election of directors. 304,000 votes received were cast for and zero votes were received against the election of Mr. Jason John as the sole director of the Company.

                  The second matter which was voted on at our annual general meeting was the election of auditors. 304,000 votes received were cast for and zero votes were received against the election of Davidson & Company as our auditors for the fiscal year ending March 31, 2001.

         (d)      Not applicable.

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Exhibit 27.1 - Financial Data Schedule

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRIPACIFIC DEVELOPMENT CORP.

Dated:  November 10, 2000            Per:     /s/ Jason John
                                              --------------------------
                                              Jason John, President and Director