Form 10QSB
period 2001-06-30
TRIPACIFIC DEVELOPMENT CORP
filed 2001-08-09
CIK 1088202

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:           500,000 common shares as at
                                                     June 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                          TRIPACIFIC DEVELOPMENT CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of
                    June 30, 2001 and March 31, 2001

                    Consolidated Statements of Operations for the periods ended June 30, 2001 and June 30, 2000

                    Consolidated Statements of Cash Flows for the periods ended June 30, 2001 and June 30, 2000

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

         Item 5     Other Information

         Item 6     Exhibits and Reports on Form 8K


         SIGNATURES

                       TRIPACIFIC DEVELOPMENT CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                  JUNE 30, 2001

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)



=========================================================================================================

                                                                           June 30,             March 31,
                                                                               2001                  2001
---------------------------------------------------------------------------------------------------------

ASSETS                                                                     $   --                $   --
=========================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE                                                           $ 15,122              $ 13,172
                                                                           --------              --------


STOCKHOLDERS' EQUITY
    Capital stock (Note 4)
       Authorized
         100,000,000 common shares with a par value of $0.0001
       Issued and outstanding
         March 31, 2001 - 500,000 common shares
         June 30, 2001 - 500,000 common shares                                   50                    50
    Additional paid-in capital                                               14,997                12,105
    Deficit accumulated during the development stage                        (30,169)              (25,327)
                                                                           --------              --------

                                                                            (15,122)              (13,172)
                                                                           --------              --------

Total liabilities and stockholders' equity                                 $   --                $   --
=========================================================================================================



On behalf of the Board:


/s/Jason John
---------------------------
Jason John, Director














   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)



============================================================================================================

                                                      Cumulative
                                                         Amounts
                                                  From Inception
                                                     on July 18,           Three Month           Three Month
                                                         1997 to          Period Ended          Period Ended
                                                        June 30,              June 30,              June 30,
                                                            2001                  2001                  2000
------------------------------------------------------------------------------------------------------------


EXPENSES
    Office and miscellaneous                           $     763             $    --               $    --
    Professional fees                                     28,206                 4,842                 2,650
    Transfer agent and filing fees                         1,200                  --                    --
                                                       ---------             ---------             ---------


LOSS FOR THE PERIOD                                    $  30,169             $   4,842             $   2,650
============================================================================================================


BASIC AND DILUTED LOSS PER SHARE                                             $   (0.01)            $   (0.01)
============================================================================================================


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                                  500,000               500,000
============================================================================================================





















   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)



====================================================================================================================

                                                                      Cumulative
                                                                         Amounts
                                                                  From Inception
                                                                     on July 18,       Three Month       Three Month
                                                                         1997 to      Period Ended      Period Ended
                                                                        June 30,          June 30,          June 30,
                                                                            2001              2001              2000
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                 $(30,169)         $ (4,842)         $ (2,650)
    Items not affecting cash:
       Stock issued for services                                              50              --                --
       Expenses paid by related party on behalf of the Company            14,997             2,892              --

    Change in other operating assets and liabilities:
       Increase in accounts payable                                       15,122             1,950             2,650
                                                                        --------          --------          --------

    Net cash used in operating activities                                   --                --                --
                                                                        --------          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Net cash used in investing activities                                   --                --                --
                                                                        --------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net cash provided by financing activities                               --                --                --
                                                                        --------          --------          --------

CHANGE IN CASH POSITION DURING THE PERIOD                                   --                --                --

CASH POSITION, BEGINNING OF THE PERIOD                                      --                --                --
                                                                        --------          --------          --------

CASH POSITION, END OF THE PERIOD                                        $   --            $   --            $   --
====================================================================================================================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS:
    Cash paid for income taxes                                          $   --            $   --            $   --
    Cash paid for interest                                                  --                --                --
====================================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING, AND FINANCING
ACTIVITIES:
    Common shares issued for services                                   $     50          $   --            $   --
    Expenses paid by related party on behalf of the Company               14,997             2,892              --
====================================================================================================================






   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)



===================================================================================================================================

                                                                                                           Deficit
                                                                                                       Accumulated
                                                                                                            During
                                                                Common Stock            Additional             the            Total
                                                           -----------------------         Paid-in     Development    Stockholders'
                                                            Shares          Amount         Capital           Stage           Equity
-----------------------------------------------------------------------------------------------------------------------------------


BALANCE, JULY 18, 1997                                        --          $   --          $   --          $   --           $   --

    Capital stock issued for services                      500,000              50            --              --                 50

    Loss for the period                                       --              --              --               (50)             (50)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 1998 AND 1999                           500,000              50            --               (50)            --

    Shareholder capital contribution                          --              --             3,491            --              3,491

    Loss for the year                                         --              --              --            (3,491)          (3,491)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 2000                                    500,000              50           3,491          (3,541)            --

    Shareholder capital contribution                          --              --             8,614            --              8,614

    Loss for the year                                         --              --              --           (21,786)         (21,786)
                                                          --------        --------        --------        --------         --------

BALANCE, MARCH 31, 2000                                    500,000              50          12,105         (25,327)         (13,172)

    Shareholder capital contribution                          --              --             2,892            --              2,892

    Loss for the period                                       --              --              --            (4,842)          (4,842)
                                                          --------        --------        --------        --------         --------

BALANCE, JUNE 30, 2001                                     500,000        $     50        $ 14,997        $(30,169)        $(15,122)
===================================================================================================================================







   The accompanying notes are an integral part of these financial statements.

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

         In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosures required by generally accepted accounting principles and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2001. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending March 31, 2002.


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

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================


3.       SIGNIFICANT ACCOUNTING POLICIES (cont'd.....)


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


         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This statement establishes rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on total stockholders' equity as of June 30, 2001.


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

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

TRIPACIFIC DEVELOPMENT CORPORATION
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

================================================================================


5.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

         ======================================================================

                                                          June 30,    March 31,
                                                              2001         2001
         ----------------------------------------------------------------------

         Tax benefit of net operating loss carryforward   $  4,527     $  3,800
         Valuation allowance                                (4,527)      (3,800)
                                                          --------     --------

                                                          $   --       $   --
         ======================================================================

         The Company has a net operating loss carryforward of approximately $30,169, which if not used, will begin to expire in the year 2017. The Company has provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding realizability.


6.       RELATED PARTY TRANSACTIONS

         The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three month period ended June 30, 2001, the Company incurred $4,842 in professional fees. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended June 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                        TRIPACIFIC DEVELOPMENT CORP.


Dated:  August 8, 2001                  Per:  /s/ Jason John
                                              ----------------------------------
                                              Jason John, President and Director